Form 10-K/A
period 2000-12-31
NORWEST ASSET SECURITIES CORP MORT PASS THR CERT SER 2000 1
filed 2002-08-16
CIK 1104182

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-65481-32

            Norwest Asset Securities Corporation
            Mortgage Pass-Through Certificates
            Series 2000-1 Trust
            (Exact name of registrant as specified in its charter)



New York                           52-2220088
State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 22, 2001, on behalf of Norwest Asset Securities Corporation Series 2000-1 Trust established pursuant to the Pooling and Servicing Agreement among Norwest Asset Securities Corporation as Seller and Norwest Bank Minnesota, National Association as Master Servicer and First Union National Bank as Trustee, pursuant to which the Norwest Asset Securities Corporation Series 2000-1 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual   Independent    Accountants'    Servicing   Reports
                     concerning servicing activities for the year ended December 31, 2000.

                     a)  Bank United (TX) <F1>
                     b)  Homeside Lending, Inc. (FL) <F1>
                     c)  Firstar Home Mortgage <F1>
                     d)  Sun Trust Mortgage, Inc. <F1>
                     e)  Wells Fargo Home Mortgage, Inc <F1>
                     f)  Huntington Mortgage Company <F1>
                     g)  First Horizon Home Loan Corp <F1>
                     h)  America First Credit Union <F1>
                     i)  Chase Manhattan Mortgage Corporation <F1>
                     j)  Morgan Stanley Dean Witter <F3>
                     k)  M & T Mortgage Corporation <F1>
                     l)  Cendant Mortgage Corporation <F1>

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a)  Bank United (TX) <F1>
                     b)  Homeside Lending, Inc. (FL) <F1>
                     c)  Firstar Home Mortgage <F1>
                     d)  Sun Trust Mortgage, Inc. <F1>
                     e)  Wells Fargo Home Mortgage, Inc <F1>
                     f)  Huntington Mortgage Company <F1>
                     g)  First Horizon Home Loan Corp <F1>
                     h)  America First Credit Union <F1>
                     i)  Chase Manhattan Mortgage Corporation <F1>
                     j)  Morgan Stanley Dean Witter <F1>
                     k)  M & T Mortgage Corporation <F1>
                     l)  Cendant Mortgage Corporation <F1>


              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)  Bank United (TX) <F1>
                     b)  Homeside Lending, Inc. (FL) <F1>
                     c)  Firstar Home Mortgage <F1>
                     d)  Sun Trust Mortgage, Inc. <F1>
                     e)  Wells Fargo Home Mortgage, Inc <F1>
                     f)  Huntington Mortgage Company <F1>
                     g)  First Horizon Home Loan Corp <F1>
                     h)  America First Credit Union <F1>
                     i)  Chase Manhattan Mortgage Corporation <F1>
                     j)  Morgan Stanley Dean Witter <F3>
                     k)  M & T Mortgage Corporation <F1>
                     l)  Cendant Mortgage Corporation <F1>


              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On November 8, 2000, December 11, 2000, and January 8, 2001, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Norwest Asset Securities Corporation
Mortgage Pass-Through Certificates
Series 2000-1 Trust

Signed:   Wells Fargo Bank Minnesota, N.A., as Master Servicer

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  July 17, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)  Bank United (TX) <F1>
                     b)  Homeside Lending, Inc. (FL) <F1>
                     c)  Firstar Home Mortgage <F1>
                     d)  Sun Trust Mortgage, Inc. <F1>
                     e)  Wells Fargo Home Mortgage, Inc <F1>
                     f)  Huntington Mortgage Company <F1>
                     g)  First Horizon Home Loan Corp <F1>
                     h)  America First Credit Union <F1>
                     i)  Chase Manhattan Mortgage Corporation <F1>
                     j)  Morgan Stanley Dean Witter <F3>
                     k)  M & T Mortgage Corporation <F1>
                     l)  Cendant Mortgage Corporation <F1>


99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)  Bank United (TX) <F1>
                     b)  Homeside Lending, Inc. (FL) <F1>
                     c)  Firstar Home Mortgage <F1>
                     d)  Sun Trust Mortgage, Inc. <F1>
                     e)  Wells Fargo Home Mortgage, Inc <F1>
                     f)  Huntington Mortgage Company <F1>
                     g)  First Horizon Home Loan Corp <F1>
                     h)  America First Credit Union <F1>
                     i)  Chase Manhattan Mortgage Corporation <F1>
                     j)  Morgan Stanley Dean Witter <F1>
                     k)  M & T Mortgage Corporation <F1>
                     l)  Cendant Mortgage Corporation <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)  Bank United (TX) <F1>
                     b)  Homeside Lending, Inc. (FL) <F1>
                     c)  Firstar Home Mortgage <F1>
                     d)  Sun Trust Mortgage, Inc. <F1>
                     e)  Wells Fargo Home Mortgage, Inc <F1>
                     f)  Huntington Mortgage Company <F1>
                     g)  First Horizon Home Loan Corp <F1>
                     h)  America First Credit Union <F1>
                     i)  Chase Manhattan Mortgage Corporation <F1>
                     j)  Morgan Stanley Dean Witter <F3>
                     k)  M & T Mortgage Corporation <F1>
                     l)  Cendant Mortgage Corporation <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.




EX-99.1 (a)

    KPMG  (logo)
    700 Louisiana
    Houston, TX 77002
    Telephone 713 319 2000
    Fax 713 319 2041

    Independent Accountants' Report

    The Board of Directors Bank United:

    We have examined management's assertion about Bank United and subsidiaries' (the Bank) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended September 30, 2000, included in the accompanying Management Assertion. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.


    In our opinion, management's assertion that the Bank has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended September 30, 2000, is fairly stated, in all material respects.



    October 23, 2000



EX-99.1 (b)

    KPMG    (logo)

    Suite 2700, Independent Square
    One Independent Drive
    PO. Box 190
    Jacksonville, FL 32201-0190

    Independent Auditors' Report


    The Board of Directors
    HomeSide Lending, Inc.:


    We have examined management's assertion about HomeSide Lending, Inc. and subsidiaries' (the Company's) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers and that the Company had in effect a fidelity bond and errors and omissions policy in the amount of $76 million and $20 million., respectively, as of and for the year ended September 30, 2000, included in the accompanying management assertion letter dated December 1, 2000. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

    In our opinion, management's assertion that HomeSide Lending, Inc. and subsidiaries has complied in all material respects with the aforementioned minimum servicing standards and that the Company had in effect a fidelity bond and errors and omissions policy in the amount of $76 million and $20 million, respectively, as of and for the year ended September 30, 2000 is fairly stated, in all material respects.

    December 1, 2000


EX-99.1 (c)

PRICEWATERHOUSECOOPERS   (logo)

PricewaterhouseCoopers LLP
650 Third Avenue South
Suite 1300
Minneapolis MN 55402

Telephone      (612) 596 6000
Facsimile      (612) 373 7160

                       Report of Independent Accountants

    To the Board of Directors and Shareholder of Firstar Bank, N.A.

    We have examined management's assertion about Firstar Bank,N.A (including Firstar Home Mortgage) (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2000, included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

    Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

    In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000, is fairly stated, in all material respects.


    March 12, 2001



EX-99.1 (d)

    ARTHURANDERSEN  (logo)

    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

    To SunTrust Mortgage, Inc.:

    We have examined management's assertion about SUNTRUST MORTGAGE, INC.'s compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Banks ("USAP") and that the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $ 100,000,000 and $28,500,000, respectively, as of and for the year ended December 31, 2000 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards and for maintaining a fidelity bond and errors and omissions policy. Our responsibility is to express an opinion on management's assertion about the entity's compliance with the minimum servicing standards and maintenance of a fidelity bond and errors and omissions policy based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

    In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards and that the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $ 100,000,000 and $28,500,000, respectively, as of and for the year ended December 31, 2000 is fairly stated in all material respects.



    Atlanta, Georgia
    February 2, 2001





EX-99.1 (e)

2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309


INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Wells Fargo Home Mortgage:

We have examined management's assertion about Wells Fargo Home Mortgage's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000, included in the accompanying management assertion. Management is responsible for Wells Fargo Home Mortgage's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wells Fargo Home Mortgage's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Wells Fargo Home Mortgage's compliance with the minimum servicing standards.

In our opinion, management's assertion that Wells Fargo Home Mortgage complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000, is fairly stated, in all material respects.

January 16, 2001




EX-99.1 (f)

ERNST&YOUNG  (logo)

Ernst&Young LLP
1100 Huntington Center
41 South High Street
Columbus, Ohio 43215

Phone: (614) 224-5678
Fax:   (614) 222-3939



                         Report of Independent Accountants


        Board of Directors
        The Huntington Mortgage Company

        We have examined management's assertion, included in the accompanying report titled Report of Management, that The Huntington Mortgage Company
        (HMC), a wholly-owned subsidiary of The Huntington National Bank, complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2000. Management is responsible for HMC's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about HMC's compliance based on our examination.

        Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about HMC's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on HMC's compliance with specified requirements,

        In our opinion, management's assertion that HMC complied with the aforementioned requirements during the year ended December 31, 2000 is fairly stated, in all material respects.

        This report is intended solely for the information and use of the board of directors, management, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, and HMC's private investors, and is not intended to be and should not be used by anyone other than these specified parties.

        March 6, 2001



EX-99.1 (g)

   ARTHURANDERSEN   (logo)

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To the Stockholder of First Tennessee Mortgage Services, Inc.:

    We have examined management's assertion about First Tennessee Mortgage Services, Inc.'s (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) and that the Company had in effect a fidelity bond policy in the amount of $70,000,000 and an errors and omissions policy in the amount of $50,000,000 as of and for the year ended December 31, 2000, included in the accompanying management assertion letter. Management is responsible for the Company's compliance with those minimum servicing standards and for maintaining a fidelity bond and errors and omissions policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the minimum servicing standards and maintenance of a fidelity bond and errors and omissions policy based on our exammation.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

    In our opinion, except for the matters disclosed therein, management's assertion that the Company complied with the aforementioned minimum servicing standards and that the Company had in effect a fidelity bond policy in the amount of $70,000,000 and an errors and omissions policy in the amount of $50,000,000 as of and for the year ended December 31, 2000, is fairly stated, in all material respects.


    Memphis, Tennessee,
    February 16, 2001



EX-99.1 (h)

Deloitte & Touche LLP
Suite 1800
50 South Main Street
Salt Lake City, Utah 84144-0158

Tel: (801) 328-4706
Fax: (801) 355-7515
www.us.deloitte.com

Deloitte & Touche   (logo)



INDEPENDENT AUDITORS' REPORT

To the Supervisory Committee of
America First Credit Union:

We have examined management's assertion about America First Credit Union's (AFCU's) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000 included in the accompanying management assertion. Management is responsible for AFCU's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about AFCU's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about AFCU's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on AFCU's compliance with the minimum servicing standards.

In  our  opinion,   management's   assertion   that  AFCU   complied   with  the
aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.

Deloitte & Touche LLP

March 19, 2001

Deloitte   (logo)
Touche
Tohmatsu



EX-99.1 (i)

 PRICEWATERHOUSECOOPERS (LOGO)
 PricewaterhouseCoopers LLP
 1441 Main Street, Suite 705
 Columbia SC 29201
 Telephone (803) 779 0930



                      Report of Independent Accountants



    To the Board of Directors and Stockholder of Chase Manhattan Mortgage Corporation:


    We have examined management's assertion about Chase Manhattan Mortgage Corporation's (the "Company") compliance with the minimum servicing standards ("standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2000 included in the accompanying management assertion (see Exhibit 1). The Company performs loan subservicing functions for the residential loan servicing portfolio of Chase Mortgage Company. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the standards.

    In our opinion, management's assertion that the Company complied with the aforementioned standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.


    March 2, 2001



EX-99.1 (k)

    PRICEWATERHOUSECOOPERS   (logo)


    PricewaterhouseCoopers LLP
    3600 HSBC Center
    Buffalo NY 14203-2879
    Telephone (716) 856 4650
    Facsimile (716) 856 1208

    Loan Servicing Report of Independent Accountants

    To the Board of Directors and Stockholder of M&T Mortgage Corporation

    We have examined management's assertion about M&T Mortgage Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000 included in the accompanying management assertion. Management is responsible for M&T Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about M&T Mortgage Corporation's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on M&T Mortgage Corporation's compliance with the minimum servicing standards.

    In our opinion, management's assertion that M&T Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.


    March 14, 2001


EX-99.1 (l)

    Deloitte & Touche LLP
    Two Hilton Court
    P.O. Box 319
    Parsippany, New Jersey 07054-0319

    Tel: (973) 683 7000
    Fax: (973) 683 7459
    www.us.deloitte.com


    Deloitte   (logo)
    &Touche

     INDEPENDENT AUDITORS'REPORT


     Cendant Mortgage Corporation:

     We have examined management's assertion about Cendant Mortgage Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000 included in the accompanying management assertion. Management is responsible for Cendant Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Cendant Mortgage Corporation's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Cendant Mortgage Corporation's compliance with the minimum servicing standards.

     In our opinion, management's assertion that Cendant Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000, is fairly stated in all material respects.



     February 9, 2001



EX-99.2 (a)

    3200 Southwest Freeway, Suite 2000
    Houston, Texas 77027
    P.O. Box 1370
    Houston, Texas 77251-1370
    Telephone 713/543-6500

    Bank United of Texas FSB

    BANK   (logo)
    UNITED



                            Management Assertion


    As of and for the year ended September 30, 2000, Bank United and subsidiaries' (the "Bank") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same year, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $40,000,000 and $25,000,000, respectively.



    Anthony J. Nocella                       Jonathon K. Heffron
    CFO & Vice President                     COO, Executive Vice President and
    October 23,2000                          General Counsel
                                             October 23, 2000



EX-99.2 (b)

HOMESIDE
LENDING, INC.  (logo)


Management Assertion Letter

As of and for the year ended September 30, 2000, HomeSide Lending, Inc. and subsidiaries has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, HomeSide Lending had in effect a fidelity bond and errors and omissions policy in the amount of $76 million and $20 million, respectively.

William Glasgow, Jr.

December 1, 2000


Post Office Box 45298, Jacksonville, FL 32232-5298 1-800-874-0209




EX-99.2 (c)

FIRSTAR  (logo)
Bank Without Boundaries

1550 East 79th Street
Bloomington, MN 55425

Exhibit I

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 12, 2001

As of and for the year ended December 31, 2000, Firstar Bank, N.A and its subsidiaries (including Firstar Home Mortgage) (the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $50,000,000 and $25,000,000 respectively.

Dan Arrigoni
President and Chief Executive Officer
Firstar Home Mortgage

Rick Aneshansel
Chief Financial Officer
Firstar Home Mortgage

Michael L. Norris
Senior Vice President, Mortgage Servicing
Firstar Home Mortgage




EX-99.2 (d)

SunTrust Mortgage, Inc.
Post Office Box 26149
Richmond. VA 23260-6149
1-800-634-7928

SUNTRUST   (logo)


            February 10, 2000


            Arthur Andersen LLP
            133 Peachtree Street, NE
            Atlanta, GA 30303


            Dear Sirs:

            As of and for the year ended December 1, 2000, SunTrust Mortgage, Inc. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, SunTrust Mortgage, Inc. had in effect a fidelity bond and errors and omissions policy in the amounts of $100,000,000 and $28,500,000 respectively.

            Sincerely,

            Ralph B. Carrigan
            Executive Vice President



EX-99.2 (e)

    Wells Fargo Home Mortgage (logo)

    1 Home Campus
    Des Moine, IA 50328-0001


    Management Assertion

      As of, and for the year ended December 31,2000, Wells Fargo Home Mortgage has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of, and for the same period, Wells Fargo Home Mortgage had in effect a fidelity bond along with an errors and omissions policy in the amounts of $50 million and $10 million, respectively.



     Pete Wissinger                                    January 16, 2001
     Chief Executive                                   Date


     Geoff Dreyer                                      January 16, 2001
     Chief Financial Officer                           Date


     Mike Heid                                         January 16, 2001
     Executive Vice President Loan Servicing           Date




EX-99.2 (f)

Huntington
Mortgage
Company  (logo)


Report of Management

We, as members of management of The Huntington Mortgage Company (HMC), a wholly-owned subsidiary of The Huntington National Bank, are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of HMC's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2000 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2000, HMC complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, HMC had in effect a fidelity bond in the amount of $70,000,000 and an errors and omissions policy in the amount of $10,000,000.


Thomas J. Finnegan III
President and Chief Executive Officer

Irving A. Adler
Senior Vice President

March 6, 2001



EX-99.2 (g)

    FIRST
    HORIZON           (logo)
    HOME LOANS


    Arthur Andersen L.L.P.
    100 Peabody Place, Suite 1100
    Memphis, TN 38103-3625

    Dear Sirs:

    As of and for the year ended December 31, 2000, First Horizon Home Loan Corporation and its wholly-owned subsidiary, First Tennessee Mortgage Services, Inc. (the "Company") has complied in all material respects, except for the matters disclosed in Exhibit 1, with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond policy in the amount of $70,000,000 and an errors and omissions policy in the amount of $50,000,000.


    Peter F. Makowiecki
    Chief Financial Officer

    February 16, 2001



EX-99.2 (h)

AMERICA FIRST CREDIT UNION   (logo)


As of and for the year ended  December 31, 2000, America First Credit Union
(AFCU) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same year, AFCU had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000 and $500,000, respectively.



    Rick Craig, President and CEO                       March 19, 2001

    Rex Rollo, Chief Financial Officer                  March 19, 2001

    Larry Kano, Mortgage Servicing Department Manager   March 19, 2001


                              With You In Mind

    P.O. BOX 9199 * OGDEN, UT 84409 * (801) 627-0900 * SALT LAKE CITY, UT
    (801) 966-5553 * WATS-IN-STATE AND OUT-OF-STATE 1-800-999-3961

                              www.americafirst.com




EX-99.2 (i)

CHASE  (logo)

Exhibit 1

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standands


March 2, 2001

As of and for the year ended December 31, 2000, Chase Manhattan Mortgage Corporation ("CMMC") and Chase Mortgage Company ("CMC") and their subsidiaries (collectively, the "Group") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP")

As of and for this same period, the Group had in effect fidelity bond and errors and omissions policy in the amounts of $250,000,000 and $25,000,000 respectively.

Thomas Jacob
Chief Executive Officer


Terry L. Gentry
Sr. Vice President of Servicing


Glenn Mouridy
Executive Vice President of Servicing


Lucy Gambino
Vice President of Risk Management




EX-99.2 (j)


    MORGAN STANLEY DEAN WITTER
    CREDIT CORPORATION

    January 12, 2001

    As of and for the year ended December 31, 2000, Morgan Stanley Dean
    Witter Credit Corporation (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Morgan Stanley Dean Witter & Co., the Company's parent, had in effect a fidelity bond in excess of $25 million and an errors and omissions policy in excess of $25 million under which the Company was covered.

      Thomas F. White

      Vice President and Secretary

      Leroy Hodo

      Vice President and Controller




EX-99.2 (k)

    M&T Mortgage Corporation

    A SUBSIDIARY OF M&T BANK - Over 140 Years of Experience Behind Us

              MANAGEMENT'S ASSERTION ABOUT COMPLIANCE WITH
                       MINIMUM SERVICING STANDARDS

      As of and for the year ended December 31, 2000, M&T Mortgage Corporation has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, M&T Mortgage Corporation had in effect Fidelity bond and errors and omissions coverages in the amount of $45,000,000 and $20,000,000, respectively.

      M&T Mortgage Corporation

      By:

        James J. Beardi
        President

        Michael J. Todaro
        Senior Vice President

        Mark J. Mendell
        Vice President



EX-99.2 (l)

Cendant Mortgage
3000 Leadenhall Road
Mount Laurel, NJ 08054

CENDANT  (logo)
Mortgage

As of and for the year ended December 31, 2000, Cendant Mortgage Corporation (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $110 million and $20 million, respectively.

Cendant Mortgage Corporation


Terence W.Edwards
President and Chief Executive Officer


Martin Foster
Vice President Servicing Management Group



EX-99.3 (a)

    3200 Southwest Freeway, Houston, Texas 77027
    P.O. Box 2824, Houston, Texas
    713/543-8675, 800/288-3223

    BANK
    UNITED (logo)

    Wells Fargo Bank Minnesota, N.A,
    11000 Broken Land Parkway
    Columbia, MD 21044-3562
    Attention: Master Servicing

    RE: Officer's Certificate

    Dear Master Servicer:

    The undersigned Officer certifies the following for the 2000 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F)   All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


Certified By:


Officer Tyrone W. Crawley

Vice President
Title

3-27-01
Date




EX-99.2 (b)

       HOMESIDE   (logo)
       LENDING, INC.

       June 21, 2001


       Ms. Dionne Dixon
       Wells Fargo Bank Minnesota
       11000 Broken Land Parkway
       Columbia, Maryland 21044

       Re:  Annual Officer's Certification
            Fiscal Year Ending September 30, 2000

       Dear Ms. Dixon:

       HomeSide Lending, Inc.(HomeSide) has reviewed its servicing activities on the mortgage loans HomeSide services on behalf of Wells Fargo Bank Minnesota. This review was conducted for the purpose of determining if the servicer has met all servicing obligations under the agreement covering these mortgage loans.

       HomeSide, upon my investigation and to the best of my knowledge, has conducted its servicing activities in compliance with the agreement and is not in default in the fulfillment of any obligations of the agreement. Further, all real estate taxes and hazard insurance premiums have been paid as and when due.

       I apologize for the oversight in sending. Should you have any questions please contact Lynda M. Pohwat at (904)281-4705 or Lmpohwat@homeside.com.

       Sincerely,



       Karen Bryan
       Vice President




EX-99.3 (c)

Wells Fargo Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD 21044-3562
Attention: Master Servicing
RE:  Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2000 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F)  All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


Certified By:

Officer

Title

Date



EX-99.3 (d)

    Wells Fargo Bank Minnesota, N.A.
    11000 Broken Land Parkway
    Columbia, MD 21044-3562
    Attention: Master Servicing

    RE: Officer's Certificate

    Dear Master Servicer:

    The undersigned Officer certifies the following for the 2000 fiscal year:

    (A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

    (B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

    (C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

    (D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

    (E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N-A.;

    (F) All Custodial Accounts have been reconciled and are properly funded; and

    (G) All annual reports of Forecloslure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

    Certified By:

    Officer

    Vice President
    Title

    March 26, 2001
    Date



EX-99.3 (e)

      WELLS FARGO HOME MORTGAGE (Logo)
      One Home Campus
      Des Moines, IA 50328-0001

      March 20, 2001

      Re: 2000 Annual Certification

      We hereby certify to the best of our knowledge and belief that for the calendar year of 2000:

      1. All real estate taxes, bonds assessments and other lienable items have been paid.

      2. All FHA mortgage insurance, private mortgage insurance premiums, and flood insurance have been paid (if applicable).

      3. Hazard insurance policies held by us meet the requirements as specified in the servicing agreement or those of a normal prudent lender if not specified, and those premiums due have been paid.

      4. We have made all property inspections as required.

      5. Fidelity bond and Errors and Omissions insurance coverage currently exists.

      6. That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide or similar agreements and to the best of this officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations of such agreement throughout the year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported.

      Sincerely,


      John B. Brown
      Vice President
      Wells Fargo Home Mortgage, Inc.



EX-99.3 (f)

    Huntington
    Mortgage   (logo)
    Company

    OFFICER'S CERTIFICATE


    Dear Master Servicer:

    The undersigned Officer certifies the following for the 2000 fiscal year:

    A I have reviewed the activities and performance of the Servicer during the proceeding fiscal year under the terms of the servicing agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform an of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.

    B I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing:

    C I have confirmed that the Fidelity Bond, the Errors and omission Insurance policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

    D All premiums for each Hazard insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

    E All real estate taxes, government assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if and such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported.

    F    All custodial Accounts have been reconciled and are properly funded;
         and

    G All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.



    Certified By:

    Officer: Michael Greenwood

    Title: Vice President of Servicing

    7-10-01
    Date





EX-99.3 (g)

    ANNUAL SERVICING CERTIFICATION

    In connection with the loans serviced by First Horrizon Home Loans (formerly FT Mortgage Companies) during the fiscal year December 31, 2000, we confirm the following to be materially correct and accurate to the best of our knowledge, information and belief.

         1. Real etate taxes, special assessments and any charges that may become a lien upon the property and which come due in the last calendar year have been paid. This also includes the verification with taxing authorities for non-escrowed mortgages.
         2.   FHA insurance premiums or private mortgage insurance premiums, if applicable, have been paid and are in full force and effect.
         3.   Properties are adequately insured and your interest, as Mortgagee, is properly provided for in the mortgage clause. This includes both flood and hazard insurance.
         4. For those loans being escrowed for the payment of taxes and insurance, sufficient amounts are being collected monthly to provide for payment of future items.
         5. Property inspections have been completed according to the provisions of our servicing agreement, if applicable.
         6 All other provisions of the servicing agreement have been adhered to.
         7. To the extent there exist any exceptions to the foregoing that are deemed to be material in nature, such exception(s) will be recited in an Exhibit attached hereto and accompanied by an explanation thereof. In the event no Exhibit is attached hereto, it is to be presumed that no exceptions of a material nature to the foregoing exist.

    By:

         (Signature)
          Sheryl Court

         (Printed Name)

          Vice President
         (Title)


         (Date)



 EX-99.3 (h)

       AMERICA FIRST   (logo)
       CREDIT UNION

       MORTGAGE LOAN SERVICING

       Wells Fargo Bank Minnesota, N.A.
       11000 Broken Land Parkway
       Columbia, MD 21044-3562
       Attention: Master Servicing


       Re: Officer's Certificate


       Dear Master Servicer:

       The undersigned Officer certifies the following for the 2000 fiscal year:

        (A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

        (B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

        (C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

        (D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

        (E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

       (F) All Custodial Accounts have been reconciled and are properly funded; and

       (G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

       Certified By:

       Officer

       Chief Financial Officer
       Title

       March 30, 2001
       Date

                                   With You In Mind

    P.O. BOX 9338 * OGDEN, UT 84409 * (801) 778-8485 * SALT LAKE CITY, UT
    (801) 966-5553 EXT. 8485 * WATS-IN-STATE AND OUT-OF-STATE *
    1-800-999-3961 EXT 8485

                                   www.americafirst.com



EX-99.3 (i)

   Chase (logo)
   THE RIGHT RELATIONSHIP IS EVERYTHING


   Chase Manhattan Mortgage Corporation
   3415 Vision Drive
   Columbus, OH 43219
   1-800-848-9136 Customer Service
   1-800-582-0542 TDD / Text Telephone



    Wells Fargo Bank Minnesota, N.A.
    11000 Broken Land Parkway
    Columbia, MD 21044-3562
    Attention: Master Servicing

    RE: Officer's Certificate

    Dear Master Servicer:

    The undersigned Officer certifies the following for the 2000 fiscal year:

 (A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

 (B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

 (C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and /or Seller/Servicer Guide are in full force and effect;

 (D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

 (E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

 (F)   All Custodial Accounts have been reconciled and are properly funded; and

 (G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.



    Certified By:




    Officer



    Vice President
    Title


    March 30, 2001
    Date





EX-99.3 (k)

    M&T MORTGAGE CORPORATION     (logo)
    A SUBSIDIARY OF M&T BANK
    Over 140 years of Experience Behind Us

    Wells Fargo Bank Minnesota, N.A
    11000 Broken Land Parkway
    Columbia, MD 21044-3562
    Attention: Master Servicing

    RE: Officer's Certificate

    Dear Master Servicer:

    The undersigned Officer certifies the following for the 2000 fiscal year:

    (A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

    (B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

    (C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

    (D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

    (E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

    (F) All Custodial Accounts have been reconciled and are properly funded; and

    (G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

    Certified By:



    Officer


    Title


    Date




EX-99.3 (l)

    CENDANT   (logo)
    Mortgage

    May 11, 2001

    Wells Fargo
    11000 Broken Land Parkway
    Columbia, MD 21044

    RE: Officer's Certificate
         Annual Certification

    Dear Master Servicer:

    The undersigned officer certifies the following for the 2000 calendar year.

    a) I have reviewed the activities and performances of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide
        and to the best of my   knowledge,  the  Servicer  has fulfilled all
        of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo;

    b) I have confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing;

    c) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide are in full force and effect;


    d) To the best of my knowledge, all premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;

    e) To the best of my knowledge, all real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo;

    f) To the best of my knowledge, all Custodial Accounts have been reconciled and are properly funded; and

    g) To the best of my knowledge, all annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


    Certified by:


    Officer - Marc J. Hinkle

    Vice President - Loan Servicing
    Title

    5/11/2001
    Date